Form 10-K/A
period 2020-12-31
BANK 2019-BNK16
filed 2021-04-29
CIK 1763333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

FORM 10-K/A EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 11, 2021 (the “Original Form 10-K”) is to add the explanatory note in the immediately succeeding paragraph.  Except as described above, no other changes are being made to the Original Form 10-K.

Each of the Southeast Hotel Portfolio Mortgage Loan and Victor’s Square Mortgage Loan was subject to a forbearance agreement or similar agreement during part of the reporting period, which agreement was entered into by the special servicer on behalf of the trust and the applicable borrower. The forbearance agreement or similar agreement provided for temporary deferrals of payments by the related borrower, but that such deferred payments continued to be owed by the borrower as set forth in, and in accordance with, the terms and provisions of the loan documents.  The master servicer determined in accordance with the Servicing Standard that it was required to make P&I Advances under the Pooling and Servicing Agreement during the forbearance period for such scheduled monthly payments that were due but not received during the forbearance period. Additionally, consistent with the requirements of the CREFC® Investor Reporting Package, which the master servicer is required to utilize under the terms of the Pooling and Servicing Agreement for reporting on mortgage loan performance, the master servicer reported the Southeast Hotel Portfolio Mortgage Loan and Victor’s Square Mortgage Loan as current rather than delinquent on the applicable Form ABS-EEs associated with the related Form 10-Ds during the related forbearance period. The reported payment status of “current” reflected that the related borrower was performing in accordance with the forbearance agreement or similar agreement.

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

Date: April 29, 2021