Form 10-K
period 2021-12-31
BANK 2019-BNK16
filed 2022-03-10
CIK 1763333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Millennium Partners Portfolio Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The Millennium Partners Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Millennium Partners Portfolio Mortgage Loan, eight other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust  2018-MP transaction (the “MSC 2018-MP Transaction”). This loan combination, including the Millennium Partners Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MSC 2018-MP Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

National Cooperative Bank, N.A., the NCB master servicer and NCB special servicer, is also a sponsor. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for National Cooperative Bank, N.A. pursuant to Item 1123.  Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.\

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Millennium Partners Portfolio Mortgage Loan, the Penske Distribution Center Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Millennium Partners Portfolio Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Prudential - Digital Realty Portfolio Mortgage Loan and the Penske Distribution Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Prudential - Digital Realty Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Prudential - Digital Realty Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan (see Exhibit 33.1)

33.13       KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan (see Exhibit 33.1)

33.20       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 33.1)

33.27       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 33.3)

33.28       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 33.8)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.1)

33.34       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.3)

33.35       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.1)

33.41       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.1)

33.42       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.7)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.9)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.8)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.9)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 33.7)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 33.8)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

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

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan (see Exhibit 34.1)

34.13       KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan (see Exhibit 34.1)

34.20       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 34.1)

34.27       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 34.3)

34.28       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 34.8)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.1)

34.34       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.3)

34.35       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.1)

34.41       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.1)

34.42       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.7)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.9)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.8)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.9)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 34.7)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 34.8)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

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

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         KeyBank National Association, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan (see Exhibit 35.1)

35.8         KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan (see Exhibit 35.1)

35.10       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 35.1)

35.12       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 10, 2022