Form 10-K
period 2022-12-31
BANK 2019-BNK16
filed 2023-03-13
CIK 1763333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The Prudential - Digital Realty Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Penske Distribution Center Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The Penske Distribution Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Penske Distribution Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2018-H4 transaction, Commission File Number 333-227446-01 (the “MSC 2018-H4 Transaction”). This loan combination, including the Penske Distribution Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2018-H4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the general master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Millennium Partners Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Millennium Partners Portfolio Mortgage Loan and the Penske Distribution Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Penske Distribution Center Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement and the Millennium Partners Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the trust and servicing agreement for the MSC 2018-MP Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement and the Millennium Partners Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Millennium Partners Portfolio Mortgage Loan and the to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Millennium Partners Portfolio Mortgage Loan and the Penske Distribution Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Penske Distribution Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Penske Distribution Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2018-H4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2018-H4 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2018-H4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.3           Pooling and Servicing Agreement, dated as of December 1, 2018, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.4           Agreement Between Note Holders, dated as of February 8, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.5           Agreement Between Note Holders, dated as of August 9, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note A-6 Holder, Morgan Stanley Bank, N.A., as Initial Note B-1 Holder, Initial Note B-2 Holder, Initial Note B-3 Holder, Initial Note B-4 Holder, Initial Note B-5 Holder and Initial Note B-6 Holder, and Morgan Stanley Bank, N.A., as Initial Note C Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of October 23, 3018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of December 27, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of November 2, 2018, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

4.9         Agreement Between Note Holders, dated as of February 8, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-A Holder, Morgan Stanley Bank, N.A., as Initial Note A-1-B, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 21, 2019 under Commission File No. 333-226486-03 and incorporated by reference herein).

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

33.14       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.21       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.28       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 33.8)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.35       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.41       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.1)

33.42       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.7)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.9)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 33.7)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 33.8)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.14       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.21       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.28       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 34.8)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.35       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.41       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.1)

34.42       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.7)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.9)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 34.7)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 34.8)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 10, 2023