Form 10-K
period 2025-12-31
BANK 2019-BNK16
filed 2026-03-18
CIK 1763333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Millennium Partners Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Millennium Partners Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement and each primary servicer of the Millennium Partners Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Millennium Partners Portfolio Mortgage Loan and the Penske Distribution Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and (ii) the servicer compliance statements of Green Loan Services LLC as special servicer of the Millennium Partners Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Penske Distribution Center Mortgage Loan and Argentic Services Company LP as special servicer of the Penske Distribution Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A., as NCB Master Servicer

33.4         KeyBank National Association, as General Special Servicer

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Park Bridge Lender Services LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14       Trimont LLC, as Primary Servicer of the One AT&T Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15       KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 33.4)

33.16       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 33.8)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 33.9)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 33.10)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22       Trimont LLC, as Primary Servicer of the Regions Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 33.4)

33.24       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 33.8)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 33.9)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 33.10)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.30       Trimont LLC, as Primary Servicer of the Carriage Place Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.31       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 33.4)

33.32       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 33.8)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 33.9)

33.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 33.10)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.38       Trimont LLC, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.39       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.4)

33.40       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.8)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.9)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 33.10)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.46       Trimont LLC, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.47       Green Loan Services LLC, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.8)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.10)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 33.8)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 33.9)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A., as NCB Master Servicer

34.4         KeyBank National Association, as General Special Servicer

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Park Bridge Lender Services LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14       Trimont LLC, as Primary Servicer of the One AT&T Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15       KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 34.4)

34.16       Wilmington Trust, National Association, as Trustee of the One AT&T Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the One AT&T Mortgage Loan (see Exhibit 34.8)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the One AT&T Mortgage Loan (see Exhibit 34.9)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the One AT&T Mortgage Loan (see Exhibit 34.10)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22       Trimont LLC, as Primary Servicer of the Regions Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 34.4)

34.24       Wilmington Trust, National Association, as Trustee of the Regions Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Regions Tower Mortgage Loan (see Exhibit 34.8)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Regions Tower Mortgage Loan (see Exhibit 34.9)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regions Tower Mortgage Loan (see Exhibit 34.10)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.30       Trimont LLC, as Primary Servicer of the Carriage Place Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.31       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 34.4)

34.32       Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 34.8)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 34.9)

34.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 34.10)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.38       Trimont LLC, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.39       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.4)

34.40       Wilmington Trust, National Association, as Trustee of the Residence Inn National Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.8)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.9)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 34.10)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.46       Trimont LLC, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.47       Green Loan Services LLC, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.8)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.10)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Trustee of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Penske Distribution Center Mortgage Loan (see Exhibit 34.8)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Penske Distribution Center Mortgage Loan (see Exhibit 34.9)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A., as NCB Master Servicer

35.4         KeyBank National Association, as General Special Servicer

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the One AT&T Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the One AT&T Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10       KeyBank National Association, as Special Servicer of the One AT&T Mortgage Loan (see Exhibit 35.4)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Regions Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the Regions Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       KeyBank National Association, as Special Servicer of the Regions Tower Mortgage Loan (see Exhibit 35.4)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15       Trimont LLC, as Primary Servicer of the Carriage Place Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16       KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (see Exhibit 35.4)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.18       Trimont LLC, as Primary Servicer of the Residence Inn National Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.19       KeyBank National Association, as Special Servicer of the Residence Inn National Portfolio Mortgage Loan (see Exhibit 35.4)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.21       Trimont LLC, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.22       Green Loan Services LLC, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Argentic Services Company LP, as Special Servicer of the Penske Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026